Form 10-K
period 1996-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST SOYLAND 1993 B2
filed 1997-03-31
CIK 924210

		     SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549
			   ____________________

	     x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
		     THE SECURITIES EXCHANGE ACT OF 1934

		For the fiscal year ended December 31, 1996

				  OR

	    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
		    THE SECURITIES EXCHANGE ACT OF 1934

		  For the transition period from     to
		     Commission File Number 33-79328

			   _________________

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2 (Exact name of registrant as specified in its charter)

				NEW YORK
	(State or other jurisdiction of incorporation or organization)

			       36-7051620
		  (I.R.S. Employer Identification Number)

	       2201 Cooperative Way, Herndon, VA 20171-3025
		 (Address of principal executive offices)
	(Registrant's telephone number, including area code, is 703-709-6700)

			    ___________________

	Securities Registered pursuant to Section 12(b) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes   X      No

The Registrant has no common or voting stock.

	DOCUMENTS INCORPORATED BY REFERENCE:

1.      Form of Trust Agreement
2.      Loan Agreement
3.      Loan Guarantee and Servicing Agreement

Exhibit Index located on page 13.

Part I

Item 3. Legal Proceedings

			None.


Item 4. Submission of Matters to a Vote of Security Holders

			None.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

	a)              There is no established trading market for the
		       certificates representing ownership of the beneficial interest in the Trust.

	b) As of March 28, 1997 there was one holder of certificates representing ownership of the beneficial interest in the Trust.


Item 8. Financial Statements and Supplementary Data

			See attached audited financial statements.


Item 9. Disagreements on Accounting and Financial Disclosure

			None.



Part III

Item 13.        Certain Relationships and Related Transactions

			None.

Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports
			on Form 8-K

	a)      The following documents are filed as part of this report:

			1.      Financial Statements
				Report of Independent Public Accountants
				Statements of Assets and Liabilities as of
					December 31, 1996 and 1995
				Statements of Income and Expenses, for the
				Years Ended December 31, 1996, 1995, and 1994 Statements of Cash Flows, for the Years Ended
					December 31, 1996, 1995, and 1994
				Notes to Financial Statements

			2. Financial Statement Schedules are omitted because they are inapplicable.

			3.      Exhibits

				Exhibit
				Number          Description of Exhibit

				 4.1            Form of Trust Agreement,
						including the form of Rural
						Electric Cooperative Grantor
						Trust Certificate
						(incorporated by reference
						to Exhibit 4.1 to
						Registration Statement on
						form S-1 [No. 33-79328].)

				10.1            Loan Agreement (incorporated
						by reference to Exhibit 10.1
						to Registration Statement on
						Form S-1 [No. 33-79328].)

				10.2            Loan Guarantee and Servicing
						Agreement (incorporated by
						reference to Exhibit 10.2 to
						Registration Statement on
						Form S-1 [No. 33-79328].)

		b)      Form 8-K dated September 15, 1996.
			Semi-annual Report to Certificateholders dated
			September 15, 1996.

Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

	No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders, and the Registrant does not presently contemplate sending any such material subsequent to the filing of this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 28 day of March, 1997.


	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993 B-2

			By:     NATIONAL RURAL UTILITIES COOPERATIVE
				FINANCE CORPORATION as Servicer

				By:  /S/ Sheldon C. Petersen
					Sheldon C. Petersen, Governor and
					   Chief Executive Officer

		   RURAL ELECTRIC COOPERATIVE GRANTOR
			TRUST (SOYLAND) 1993-B2


	  FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995,
	 AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
		      TOGETHER WITH AUDITORS' REPORT

Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Soyland) 1993-B2, and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation:


We have audited the accompanying statement of assets and liabilities of Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 as of December
31, 1996 and 1995, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



March 24, 1997
Washington, D. C.

       RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2

		  STATEMENTS OF ASSETS AND LIABILITIES

		     AS OF DECEMBER 31, 1996 AND 1995

    _____________________________________________________________________


					 1996                 1995

ASSETS

Interest Receivable                  $1,225,439            $1,225,439

Note Receivable                      44,000,000            44,000,000

     Total Assets                   $45,225,439           $45,225,439





LIABILITIES

Interest Payable-
Grantor Trust Certificates           $1,194,050            $1,194,050

Servicer Fees Payable                    31,389                31,389

Rural Electric Cooperative
Grantor Trust Certificates           44,000,000            44,000,000

     Total Liabilities              $45,225,439           $45,225,439











	      The accompanying notes are an integral part
		      of these financial statements

	  RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2

		     STATEMENTS OF INCOME AND EXPENSES

	   FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

    _____________________________________________________________________



					1996          1995          1994
INCOME:
  Interest on note receivable       $3,770,580     $3,770,580    $888,411


EXPENSES:
  Interest on
  grantor trust certificates         3,674,000      3,674,000     865,655
  Servicer fees                         96,580         96,580      22,756

      Total Expenses                 3,770,580      3,770,580     888,411

      Net Income                     $       -      $       -     $       -











		The accompanying notes are an integral part
		     of these financial statements

	 RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2

			   STATEMENTS OF CASH FLOWS

	    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

   _____________________________________________________________________

				 1996            1995             1994
CASH FLOWS FROM
  OPERATING ACTIVITIES:
  Interest received on
    note receivable          $3,770,580        $3,770,580         $        0
  Interest paid to
    Certificateholders       (3,674,000)       (3,674,000)                 0
  Fees paid to Servicer        ( 96,580)          (96,580)                 0

     Net cash provided by
       operating activities           -                 -                  -


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from principal
    payment on note                    -                -                  -

    Net cash provided from
     investing activities              -                -                  -


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment to
    Certificateholders                 -                -                  -

    Net cash used in
     financing activities              -                -                  -

NET CHANGE IN CASH                     -                -                  -

CASH, beginning of year                -                -                  -

CASH, end of year              $       -        $       -          $       -

ACCRUAL TO CASH BASIS RECONCILIATION:
  Accrual basis income         $       -        $  (337,028)      $ (888,411)
  Change in accrual accounts:
   Decrease in interest
    receivable                         -            328,395          865,655
   Decrease in interest
    payable                            -              8,633           22,756
   Decrease in servicer
    fees payable                       -                  -                -

     Total change in
      accrual accounts                 -                  -                -

Net cash provided by
   operating activities        $       -       $       -           $       -

		     The accompanying notes are an integral part
			    of these financial statements

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2

			 NOTES TO FINANCIAL STATEMENTS

		   AS OF DECEMBER 31, 1996, 1995 AND 1994


1.      ORGANIZATION AND OPERATIONS

	Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 (the "Trust") was formed under a Trust Agreement dated October 1, 1993 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Soyland Power Cooperative, Inc. (the "Cooperative") and The
	First National Bank of Chicago (the "Trustee").   On that date,
	CFC made a loan to the Cooperative which issued a note (the "Note"), evidencing the borrowing, to the Trust. The Trust issued to CFC Rural Electric Cooperative Grantor Trust (Soyland) 8.35% Certificates Due 2009 (the "Certificates") in the amount of $44,000,000. The Certificates are solely the obligations of the Trust and are not insured or guaranteed by CFC, the Cooperative, the Trustee, the Rural Utilities Service ("RUS") of the United States Department of Agriculture ("USDA") nor any other governmental agency. Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as Servicer of the Note. CFC filed, on behalf of the Trust, a Registration Statement on Form S-1 (Registration No. 33-79328) which became effective on May 24, 1994, and CFC resold the Certificates thereunder. The offering of the certificates occurred on October 6, 1994.

	The assets of the Trust consist primarily of the Note, bearing interest at 8.57% and maturing 2009, which is guaranteed (the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The amounts of principal and interest payments on the Note held by the Trust are sufficient to cover the scheduled principal and interest payments on the Certificates issued by the Trust and the scheduled amounts of servicer fees. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.

	Debt service and servicer fee payments on the Note are made to the Trustee semi-annually (March 4 and September 4) by the Cooperative. The Trustee deposits all such receipts in the Trust account. The Trustee is authorized by the Trust Agreement to invest all funds in the Trust account at the direction of CFC in certain eligible investments that mature no later than the business day next preceding the day (March 15 and September 15) such amounts are to be distributed to the Certificateholders and the Servicer. The interest earned on the investments is distributed to the Cooperative. Any funds that are not so invested must be held by the Trustee in the Trust account. The Trustee may not reinvest any returns of principal or investment earnings on eligible investments and the Trustee may not sell any eligible investment prior to its maturity except, at the direction of CFC, to preserve the value of the corpus of the Trust.

	On or before five business days after each date on which payments are made on the Certificates, the Trustee is obligated to supply the holders of such Certificates a report provided by the Servicer, which includes certain pertinent information as to how the payment is to be allocated to principal, interest, servicer fees and premium, if any, as well as the principal balance outstanding after such payment.

	The fiscal year of the Trust is the calendar year. Within the prescribed period of time for tax reporting purposes, after the end of each calendar year during the term of the Trust Agreement, the Trustee is obligated to prepare and mail to each Certificateholder of record for the Trust, at any time during such year, a report setting forth the information as is reasonably necessary for the preparation of such Certificateholder's Federal income tax return.

	Payments of principal on the Certificates are scheduled to be repaid over a period of eleven years, beginning in 1999. The principal payment over the next five years and thereafter are as follows:


	      1997                                    $               0
	      1998                                                    0
	      1999                                            2,450,000
	      2000                                            2,680,000
	      2001                                            2,930,000
	      Thereafter                                     35,940,000

						Total  $      44,000,000

	The Certificates are not subject to redemption prior to September 15, 2003. Thereafter, such Certificates are subject to optional redemption, in whole and without premium, upon redemption or purchase of the related Note. The Trust Agreement will terminate after payment in full has been made on the Certificates issued thereunder.


2.      TAX STATUS OF THE TRUST

	Milbank, Tweed, Hadley & McCloy, counsel to CFC, has advised CFC with respect to the Trust that, in its opinion, (i) the Trust will not be classified as an association taxable as a corporation, but will be classified as a grantor trust and (ii) each Certificateholder will be treated for Federal income tax purposes as the owner of an undivided fractional interest in each of the assets held by the Trust.

	It is expected that the Trust will not have any liability for Federal or state income taxes for the current or future years.


3.      INTEREST AND SERVICER FEE ACCOUNTING

	The Trust records interest income as it is earned and accrues interest expense and servicer fees as they are incurred. Servicer fees represent eight basis points of the outstanding principal balance of the Certificates and the Note and recognition of conversion fees over the life of the loan.


4.      FAIR VALUE OF FINANCIAL INSTRUMENTS

	Use Of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust. With regards to the fair values below, actual amounts could differ from these estimates.





	The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1996 and 1995, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1996 and 1995.

The carrying amounts reported for Interest Receivable, Interest Payable - Grantor Trust Certificates, and Servicer Fees Payable approximate fair values due to the short term maturity of these instruments.

Note Receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Rural Electric Cooperative Grantor Trust Certificates

The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1996 and 1995, are as follows:

					   1996                             1995
				  Carrying         Fair          Carrying           Fair
				    Value          Value           Value           Value
Assets:
Interest Receivable               1,225,439      1,225,439       1,225,439       1,225,439
Note Receivable                  44,000,000     50,258,150      44,000,000      53,460,273

Liabilities:
Interest Payable - Grantor
Trust Certificates                1,194,050      1,194,050       1,194,050       1,194,050
Servicer Fees Payable                31,389         31,389          31,389          31,389
Rural Electric Cooperative
  Grantor Trust Certificates     44,000,000     50,335,389      44,000,000      53,586,185

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993 B-2



	Exhibit Index


Exhibit
Number          Description of Exhibit

 4.1 Form of Trust Agreement, including the form of Rural Electric Cooperative Grantor Trust Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 [No. 33-79328].)

10.1 Loan Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 [No. 33-79328].)

10.2 Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 33-79328].)

<END>