Form 10-K
period 1997-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST SOYLAND 1993 B2
filed 1998-03-31
CIK 924210

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                    ____________________

                         FORM 10-K

x         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1997

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

             2201 Cooperative Way, Herndon, VA 20171-3025
                (Address of principal executive offices)
   Registrant's telephone number, including area code, is 703-709-6700)

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

                           Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part
IV or this Form 10-K or any amendment to this Form 10-K.

                           Yes   X      No

The Registrant has no common or voting stock.

	DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 3.	Legal Proceedings

			None.


Item 4.	Submission of Matters to a Vote of Security Holders

			None.

Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder
Matters

        a) There is no established trading market for the certificates representing ownership of the beneficial interest in the Trust.

        b) As of March 31, 1998 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.


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
				Report of Independent Public Accountants
				Statements of Assets and Liabilities as of
                                  December 31, 1997 and 1996
                                Statements of Income and Expenses, for the
                                  Years Ended December 31, 1997, 1996 and 1995
				Statements of Cash Flows, for the Years Ended
                                  December 31, 1997, 1996 and 1995
				Notes to Financial Statements

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

                                10.1     Loan Agreement (incorporated by
                                         reference to Exhibit 10.1 to
                                         Registration Statement on Form S-1
                                         [No. 33-79328].)

                                10.2     Loan Guarantee and Servicing
                                         Agreement (incorporated by
                                         reference to Exhibit 10.2 to
                                         Registration Statement on Form S-1
                                         [No. 33-79328].)

                                27       Financial Data Schedule

		b)	Form 8-K dated September 15, 1997.
			Semi-annual Report to Certificateholders dated September 15, 1997.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 31st day of March, 1998.

       RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993 B-2

			By:	NATIONAL RURAL UTILITIES COOPERATIVE
				FINANCE CORPORATION as Servicer

By:     /s/ Sheldon C. Petersen
					Sheldon C. Petersen, Governor and
					   Chief Executive Officer

        RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND)1993 B-2



                      Exhibit Index


Exhibit
Number     Description of Exhibit

 4.1 Form of Trust Agreement, including the form of Rural Electric Cooperative Grantor Trust
           Certificate (incorporated by reference to Exhibit
           4.1 to Registration Statement on Form S-1 [No.33-79328].)

10.1       Loan Agreement (incorporated by reference to
           Exhibit 10.1 to Registration Statement on Form S-1 [No. 33-79328].)

10.2       Loan Guarantee and Servicing Agreement
           (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 33-79328].)

27         Financial Data Schedules

                 RURAL ELECTRIC COOPERATIVE GRANTOR
                       TRUST (SOYLAND) 1993-B2


	FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996
      AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  TOGETHER WITH AUDITORS' REPORT

	Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Soyland) 1993-B2, and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 as of December
31, 1997 and 1996, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 as of December 31, 1997 and 1996, and the results its operations and its cash flows for each of the three years in the period ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.













/S/ ARTHUR ANDERSEN LLP
March 6, 1998
Washington, D. C.

        RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
                   STATEMENTS OF ASSETS AND LIABILITIES
                     AS OF DECEMBER 31, 1997 AND 1996




                                     1997            1996

ASSETS

Interest receivable             $  1,225,439    $  1,225,439


Note receivable                   44,000,000      44,000,000

        Total Assets            $ 45,225,439    $ 45,225,439





LIABILITIES

Interest payable-
   Grantor Trust                $  1,194,050    $  1,194,050
   Certificates

Servicer fees payable                 31,389          31,389

Rural Electric Cooperative
  Grantor Trust Certificates      44,000,000      44,000,000

	Total Liabilities	$ 45,225,439	$ 45,225,439

















            The accompanying notes are an integral
              part of these financial statements.

      RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
                STATEMENTS OF INCOME AND EXPENSES
         FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                   1997            1996           1995

INCOME:
  Interest on note receivable  $3,770,580      $3,770,580     $ 3,770,580


EXPENSES:
  Interest on grantor
  trust certificates            3,674,000       3,674,000       3,674,000
  Servicer fees                    96,580          96,580          96,580

        Total expenses          3,770,580       3,770,580       3,770,580

        Net income             $        -      $        -      $        -





























           The accompanying notes are an integral
             part of these financial statements.

       RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
                       STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                           1997         1996         1995

CASH FLOWS
   FROM OPERATING ACTIVITIES:

  Interest received on note receivable  $3,770,580   $3,770,580   $3,770,580
  Interest paid to certificateholders   (3,674,000)  (3,674,000)  (3,674,000)
  Fees paid to servicer                    (96,580)     (96,580)     (96,580)

   Net cash provided
    by operating activities                      -            -            -

NET CHANGE IN CASH                               -            -            -

CASH, beginning of year                          -            -            -

CASH, end of year                       $        -   $        -   $        -

ACCRUAL TO CASH BASIS
  RECONCILIATION:
  Accrual basis income                  $        -   $        -   $        -
  Change in accrual accounts:
     Increase in interest receivable             -            -     (337,028)
     Increase in interest payable                -            -      328,395
     Increase in servicer fees payable           -            -        8,633

       Total change in accrual accounts          -            -            -

Net cash provided by operating
           activities                   $        -   $        -   $        -

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

  Cash paid during the year for
   interest expense                     $3,674,000   $3,674,000   $3,347,422



               The accompanying notes are an integral
                 part of these financial statements.

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2

                         NOTES TO FINANCIAL STATEMENTS

                   AS OF DECEMBER 31, 1997, 1996 AND 1995


1.	ORGANIZATION AND OPERATIONS

Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 (the "Trust") was formed under a Trust Agreement dated October 1, 1993 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Soyland Power Cooperative, Inc. (the "Cooperative") and The First National Bank of Chicago (the
"Trustee").   On that date,  CFC made a loan to the Cooperative which
issued a note (the "Note"), evidencing the borrowing, to the Trust.  The
Trust issued to CFC, Rural Electric Cooperative Grantor Trust (Soyland) 8.35% Certificates, due 2009 (the "Certificates") in the amount of $44,000,000. The Certificates are solely the obligations of the Trust and are not insured or guaranteed by CFC, the Cooperative, the Trustee, the Rural Utilities Service ("RUS") of the United States Department of Agriculture ("USDA") nor any other governmental agency. Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as servicer of the Note. CFC filed, on behalf of the Trust, a Registration Statement on Form S-1
(Registration No. 33-79328) which became effective on May 24, 1994, and resold the Certificates thereunder. The offering of the Certificates occurred on October 6, 1994.

The assets of the Trust consist primarily of the Note, bearing interest at 8.43% and maturing 2009, which is guaranteed (the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The amounts of principal and interest payments on the Note held by the Trust are sufficient to cover the scheduled principal and interest payments on the Certificates issued by the Trust and the scheduled amounts of servicer fees. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.

The Trust also receives a conversion fee of .1395% from Soyland. This fee was derived when the note receivable from Soyland was converted from a variable to a fixed interest rate. The fee is paid over the term of the note as a yield adjustment. The conversion fee is passed through to the servicer.

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

Payments of principal on the Certificates are scheduled to be repaid over a period of eleven years, beginning in 1999. The principal payment over the next five years and thereafter are as follows:


         1998                             $         0
         1999                               2,450,000
         2000                               2,680,000
         2001                               2,930,000
         2002                               3,210,000
         Thereafter                        32,730,000

                 Total                   $ 44,000,000

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1997 and 1996, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1997 and 1996.

The carrying amounts reported for Interest receivable, Interest payable - Grantor Trust Certificates, and Servicer fees payable approximate fair values due to the short-term maturity of these instruments.

Note Receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Rural Electric Cooperative Grantor Trust Certificates

The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1997 and 1996 are as follows:


                                       1997                  1996
                               Carrying     Fair       Carrying       Fair
                                 Value      Value        Value        Value

Assets:
Interest receivable         $  1,225,439 $ 1,225,439 $ 1,225,439 $ 1,225,439
Note receivable               44,000,000  51,316,708  44,000,000  50,258,150

Liabilities:
Interest payable -
  Grantor Trust Certificates   1,194,050   1,194,050   1,194,050   1,194,050
Servicer fees payable             31,389      31,389      31,389      31,389
Rural Electric Cooperative
  Grantor Trust Certificates  44,000,000  51,401,795  44,000,000  50,335,389