Form 10-K
period 1998-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST SOYLAND 1993 B2
filed 1999-03-31
CIK 924210

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                           ____________________

                               FORM 10-K

x              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998
                                  OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from     to
                      Commission File Number 33-79328
                            _________________

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

         b) As of December 31, 1998 there was one holder of certificates representing ownership of the beneficial interest in the Trust.

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
				Report of Independent Public Accountants
				Statements of Assets and Liabilities as of
					December 31, 1998 and 1997
				Statements of Income and Expenses, for the
                                        Years Ended December 31, 1998, 1997
                                        and 1996
				Statements of Cash Flows, for the Years Ended
					December 31, 1998, 1997 and 1996
				Notes to Financial Statements

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

                                10.1 Loan Agreement (incorporated by reference to Exhibit 10.1 to
                                               Registration Statement on Form
                                               S-1 [No. 33-79328].)

                                10.2            Loan Guarantee and Servicing
                                                Agreement (incorporated by
                                                reference to Exhibit 10.2 to
                                                Registration Statement on Form
                                                S-1 [No. 33-79328].)

                                27              Financial Data Schedule.

         b) Forms 8-K dated September 15, 1998 and March 15, 1998. Semi-annual Reports to Certificate holders dated September 15, 1998 and March 15, 1998.

Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

	No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificate holders, and the Registrant does not presently contemplate sending any such material subsequent to the filing of this report.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 31st day of March, 1999.


        RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993 B-2

                        By:     NATIONAL RURAL UTILITIES COOPERATIVE
				FINANCE CORPORATION as Servicer

                                By:  /s/  Sheldon C. Petersen, Governor and
                                          Chief Executive Officer

        RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993 B-2



                              Exhibit Index


Exhibit
Number                          Description of Exhibit

27				Financial Data Schedules.

                      RURAL ELECTRIC COOPERATIVE GRANTOR
                           TRUST (SOYLAND) 1993-B2


           FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997
         AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         TOGETHER WITH AUDITORS' REPORT

                     Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Soyland) 1993-B2, and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 as of December 31, 1998 and 1997, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 as of December 31, 1998 and 1997, and the results its operations and its cash flows for each of the three years in the period ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.




March 19, 1999
Washington, D. C.

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
                   STATEMENTS OF ASSETS AND LIABILITIES
                     AS OF DECEMBER 31, 1998 AND 1997



                                      1998                   1997
ASSETS

Interest receivable             $   1,225,439            $   1,225,439

Note receivable                    44,000,000               44,000,000

        Total Assets            $  45,225,439            $  45,225,439


LIABILITIES

Interest payable-Grantor        $   1,194,050             $  1,194,050
 Trust Certificates

Servicer fees payable                  31,389                   31,389

Rural Electric Cooperative
 Grantor Trust Certificates        44,000,000               44,000,000

        Total Liabilities       $  45,225,439             $ 45,225,439



The accompanying notes are an integral part of these financial statements.

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
                    STATEMENTS OF INCOME AND EXPENSES
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                     1998          1997           1996
INCOME:

  Interest on note receivable   $ 3,770,580    $ 3,770,580    $ 3,770,580

EXPENSES:

  Interest on grantor
        trust certificates        3,674,000      3,674,000      3,674,000
  Servicer fees                      96,580         96,580         96,580

        Total expenses            3,770,580      3,770,580      3,770,580

        Net income              $         -     $        -     $        -


The accompanying notes are an integral part of these financial statements.

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                     1998          1997           1996

CASH FLOWS
   FROM OPERATING ACTIVITIES:

  Interest received on
    note receivable             $ 3,770,580    $ 3,770,580    $ 3,770,580
  Interest paid to
    certificate holders          (3,674,000)    (3,674,000)    (3,674,000)
  Fees paid to servicer             (96,580)       (96,580)       (96,580)

  Net cash provided
    by operating activities               -              -              -

NET CHANGE IN CASH                        -              -              -

CASH, beginning of year                   -              -              -

CASH, end of year               $         -    $         -    $         -

ACCRUAL TO CASH BASIS
  RECONCILIATION:
  Accrual basis income          $         -    $         -    $         -
  Change in accrual accounts:
     Increase in interest
        receivable                        -              -              -
     Increase in interest
        payable                           -              -              -
     Increase in servicer
        fees payable                      -              -              -

       Total change in
          accrual accounts                -              -              -

Net cash provided
  by operating activities       $         -    $         -    $         -

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

  Cash paid during the year for
   interest expense             $ 3,674,000    $ 3,674,000    $ 3,674,000


The accompanying notes are an integral part of these financial statements.

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2

                       NOTES TO FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 1998, 1997 AND 1996


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

Debt service and servicer fee payments on the Note are made to the Trustee semi-annually (March 4 and September 4) by the Cooperative. The Trustee deposits all such receipts in the Trust account. The Trustee is authorized by the Trust Agreement to invest all funds in the Trust account at the direction of CFC in certain eligible investments that mature no later than the business day next preceding the day (March 15 and September 15) such amounts are to be distributed to the certificate holders and the servicer.
The interest earned on the investments is distributed to the Cooperative.
Any funds that are not so invested must be held by the Trustee in the Trust account. The Trustee may not reinvest any returns of principal or investment earnings on eligible investments and the Trustee may not sell any eligible investment prior to its maturity except, at the direction of CFC, to preserve the value of the corpus of the Trust.

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

Payments of principal on the Certificates are scheduled to be repaid over a period of eleven years, beginning in 1999. The principal payment over the next five years and thereafter are as follows:

         1999                   $   2,450,000
         2000                       2,680,000
         2001                       2,930,000
         2002                       3,210,000
         2003                       3,510,000
         Thereafter                29,220,000

         Total                  $  44,000,000

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1998 and 1997, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1998 and 1997.

The carrying amounts reported for interest receivable, interest payable, and Servicer fees payable approximate fair values due to the short-term maturity of these instruments.

Note Receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Rural Electric Cooperative Grantor Trust Certificates

The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1998 and 1997 are as follows:


                                           1998                                1997
                                 Carrying           Fair             Carrying          Fair
                                   Value            Value              Value          Value

Assets:
Interest receivable            $  1,225,439     $   1,225,439     $  1,225,439     $  1,225,439
Note receivable                $ 44,000,000     $  53,939,930     $ 44,000,000     $ 51,316,708

Liabilities:
Interest payable - Grantor
  Trust Certificates           $  1,194,050     $   1,194,050     $  1,194,050     $  1,194,050
Servicer fees payable                31,389            31,389           31,389           31,389
Rural Electric Cooperative
  Grantor Trust Certificates   $ 44,000,000     $  54,050,506     $ 44,000,000     $ 51,401,795
