Form 10-K
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST SOYLAND 1993 B2
filed 2000-03-31
CIK 924210

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ____________________

                                  FORM 10-K

         x       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1999
                                   OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from     to
                      Commission File Number 33-79328

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

          b) As of December 31, 1999 there were two holders of certificates representing ownership of the beneficial interest in the Trust.


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

               None.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          a)   The following documents are filed as part of this report:

                   1.    Financial Statements
                         Report of Independent Public Accountants
                         Statements of Assets and Liabilities as of
                              December 31, 1999 and 1998
                         Statements of Income and Expenses, for the Years
                                Ended December 31, 1999, 1998 and 1997
                         Statements of Cash Flows, for the Years Ended
                              December 31, 1999, 1998 and 1997
                         Notes to Financial Statements

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

                           10.1       Loan Agreement (incorporated by
                                      reference to Exhibit 10.1 to
                                      Registration Statement on Form S-1
                                      [No. 33-79328].)

                           10.2 Loan Guarantee and Servicing Agreement incorporated by reference to Exhibit
                                      10.2 to Registration Statement on Form
                                      S-1 [No. 33-79328].)

                           27         Financial Data Schedule.

          b) Forms 8-K dated September 15, 1999 and March 15, 1999. Semi-annual Reports to Certificate holders dated September 15, 1999 and March 15, 1999.

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

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 31st day of March, 2000.


	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993 B-2

                    By:     NATIONAL RURAL UTILITIES COOPERATIVE
                            FINANCE CORPORATION as Servicer

                            By:
                                   /s/ Sheldon C. Petersen
                                   Governor and Chief Executive Officer

	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993 B-2



                Exhibit Index


Exhibit
Number          Description of Exhibit

27              Financial Data Schedule.

                      RURAL ELECTRIC COOPERATIVE GRANTOR
                            TRUST (SOYLAND) 1993-B2


             FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND 1998
                        TOGETHER WITH AUDITORS' REPORT

                  Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
	(Soyland) 1993-B2, and

To the Board of Directors of
National Rural Utilities Cooperative
	Finance Corporation


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 (the "Trust") as of December 31, 1999 and 1998, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 as of December 31, 1999 and 1998, and the results its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




Vienna, Virginia
March 17, 2000

          RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
                   STATEMENTS OF ASSETS AND LIABILITIES
                     AS OF DECEMBER 31, 1999 AND 1998




                                     1999                   1998

ASSETS

Interest receivable              $ 1,157,204              $ 1,225,439

Note receivable                   41,550,000               44,000,000

        Total Assets             $42,707,204              $45,225,439





LIABILITIES

Interest payable-Grantor
         Trust Certificates      $ 1,127,563             $ 1,194,050

Servicer fees payable                 29,641                  31,389

Rural Electric Cooperative
 Grantor Trust Certificates       41,550,000              44,000,000

        Total Liabilities        $42,707,204             $45,225,439



The accompanying notes are an integral part of these financial statements.

          RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
                    STATEMENTS OF INCOME AND EXPENSES
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                     1999          1998         1997

INCOME:
Interest on note receivable      $3,702,345    $3,770,580    $3,770,580

EXPENSES:
  Interest on grantor
         trust certificates       3,607,513     3,674,000     3,674,000
  Servicer fees                      94,832        96,580        96,580

        Total Expenses            3,702,345     3,770,580     3,770,580

        Net Income               $       -     $       -     $        -


The accompanying notes are an integral part of these financial statements.

          RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
                        STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                       1999          1998            1997

CASH FLOWS
   FROM OPERATING ACTIVITIES:

  Principal received on
           note receivable          $2,450,000     $        -    $         -
  Interest received on
           note receivable           3,770,580      3,770,580      3,770,580
  Interest paid to
           certificate holders      (3,674,000)    (3,674,000)    (3,674,000)
  Principal paid to
           Certificate holders      (2,450,000)             -              -
  Fees paid to servicer                (96,580)       (96,580)       (96,580)

   Net cash provided
           by operating activities           -              -              -

NET CHANGE IN CASH                           -              -              -

CASH, beginning of year                      -              -              -

CASH, end of year                   $        -     $        -     $        -

ACCRUAL TO CASH BASIS
  RECONCILIATION:
  Accrual basis income              $        -     $        -     $        -
  Change in accrual accounts:
     Decrease in interest
           receivable                   68,235              -              -
     Increase in interest
           payable                     (66,487)             -              -
     Decrease in servicer
           fees payable                 (1,748)             -              -

       Total change in
           accrual accounts                  -              -              -

   Net cash provided by
           operating activities     $        -     $        -     $        -

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

  Cash paid during the year for
            interest expense        $3,674,000      $3,674,000    $3,674,000


The accompanying notes are an integral part of these financial statements.

          RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B
                        NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1999 AND 1998


1.      ORGANIZATION AND OPERATIONS

        Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 (the "Trust") was formed under a Trust Agreement dated October 1, 1993 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Soyland Power Cooperative, Inc. (the "Cooperative") and
        Bank One, formerly The First National Bank of Chicago (the "Trustee"). On that date, CFC made a loan to the Cooperative which issued a note (the "Note"), evidencing the borrowing, to the Trust. The Trust issued to CFC, Rural Electric Cooperative Grantor Trust (Soyland) 8.35% Certificates, due 2009 (the "Certificates") in the amount of $44,000,000. The Certificates are solely the obligations of the Trust and are not insured or guaranteed by CFC, the Cooperative, the Trustee, the Rural Utilities Service ("RUS") of the United States Department of Agriculture ("USDA") nor any other governmental agency. Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as servicer of the Note. CFC filed, on behalf of the Trust, a Registration Statement on Form S-1 (Registration No. 33-79328) which became effective on May 24, 1994, and resold the Certificates thereunder. The offering of the Certificates occurred on October 6, 1994.

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

        Debt service and servicer fee payments on the Note are made to the Trustee semi-annually (March 4 and September 4) by the Cooperative. The Trustee deposits all such receipts in the Trust account. The Trustee is authorized by the Trust Agreement to invest all funds in the Trust account at the direction of CFC in certain eligible investments that mature no later than the business day preceding the day (March 15 and September 15) such amounts are to be distributed to the certificate holders and the servicer. The interest earned on the investments is distributed to the Cooperative. Any funds that are not so invested must be held by the Trustee in the Trust account. The Trustee may not reinvest any returns of principal or investment earnings on eligible investments and the Trustee may not sell any eligible investment prior to its maturity except, at the direction of CFC, to preserve the value of the corpus of the Trust.

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

        The fiscal year of the Trust is the calendar year. Within the prescribed period of time for tax reporting purposes, after the end of each calendar year during the term of the Trust Agreement, the Trustee is obligated to prepare and mail to each certificate holder of record for the Trust, at any time during such year, a report setting forth the information as is reasonably necessary for the preparation of such certificate holder's Federal income tax return.

        Payments of principal on the Certificates are scheduled to be repaid over a period of eleven years, beginning in 1999. The principal payments over the next five years and thereafter are as follows:


                                2000         $  2,680,000
                                2001            2,930,000
                                2002            3,210,000
                                2003            3,510,000
                                2004            3,840,000
                                Thereafter     25,380,000

                                Total         $41,550,000

        The Certificates are not subject to redemption prior to September
        15, 2003. Thereafter, such Certificates are subject to optional redemption, in whole and without premium, upon redemption or purchase of the related Note. The Trust Agreement will terminate after payment in full has been made on the Certificates issued thereunder.


2.      TAX STATUS OF THE TRUST

        Milbank, Tweed, Hadley & McCloy, Counsel to CFC, has advised CFC with respect to the Trust that, in its opinion, (i) the Trust will not be classified as an association taxable as a corporation, but will be classified as a grantor trust and (ii) each certificate holder will be treated for Federal income tax purposes as the owner of an undivided fractional interest in each of the assets held by the Trust.

        It is expected that the Trust will not have any liability for Federal or state income taxes for the current or future years.


3.      INTEREST AND SERVICER FEE ACCOUNTING

        The Trust records interest income as it is earned and accrues interest expense and servicer fees as they are incurred. Servicer fees represent eight basis points of the outstanding principal balance of the Certificates and the Note and recognition of conversion fees occurs over the life of the loan.

4.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust. With regards to the fair values below, actual amounts could differ from these estimates.

        The following disclosure of the estimated fair value of financial instruments is made in accordance with Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1999 and 1998, along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1999 and 1998.

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


        Rural Electric Cooperative Grantor Trust Certificates

        The fair value of the Certificates is estimated using quoted market prices for similar notes over the same remaining maturities.

        The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1999 and 1998 are as follows:


                                           1999                         1998
                                  Carrying         Fair        Carrying          Fair
                                    Value          Value         Value          Value

Assets:
Interest receivable               $ 1,157,204    $ 1,157,204    $ 1,225,439      1,225,439
Note receivable                    41,550,000     45,097,469     44,000,000     53,939,930

Liabilities:
Interest payable - Grantor
     Trust Certificates             1,127,563      1,127,563      1,194,050      1,194,050
Servicer fees payable                  29,641         29,641         31,389         31,389
Rural Electric Cooperative
     Grantor Trust Certificates    41,550,000     45,133,744     44,000,000     54,050,506
