Form 10-K
period 2002-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST SOYLAND 1993 B2
filed 2003-03-31
CIK 924210

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
(Registrant’s telephone number, including area code, is 703-709-6700)

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

Yes   X   No ______

The Registrant has no common or voting stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

a)	There is no established trading market for the certificates representing ownership of the beneficial interest in the Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 (“Trust”).

b)	As of December 31, 2002 there were three record holders of certificates representing ownership of the beneficial interest in the Trust.

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 22, 2002, National Rural Utilities Cooperative Finance Corporation (“CFC”) as servicer for the Trust rescinded an earlier decision to retain Arthur Andersen LLP as independent public accountants for the audit of its fiscal year ending December 31, 2002. On April 16, 2002, CFC engaged Ernst & Young LLP as its independent public auditors for the year ended December 31, 2002. CFC’s Board of Directors approved the dismissal of Arthur Andersen LLP.

Arthur Andersen LLP’s reports on CFC’s financial statements for fiscal year ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2000 and 2001 there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Trust’s financial statements for such years. During such period there also were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC), and the Trust did not (nor did anyone on its behalf) consult with Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Trust’s financial statements, or any other matters or events set forth in item 304(a)(2)(i) or (ii) of Regulation S-K.

The Trust provided Arthur Andersen LLP with a copy of the above disclosures. In a letter dated April 26, 2002, Arthur Andersen LLP confirmed its agreement with such statements.

Part III

Item 13.	Certain Relationships and Related Transactions

None.

Part IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

1.	Financial Statements
Report of Independent Auditors
Report of Independent Public Accountants
Statements of Assets and Liabilities as of December 31, 2002 and 2001
Statements of Income and Expenses for the Years Ended December 31, 2002, 2001 and 2000
Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Notes to Financial Statements

2.	Financial Statement Schedules are omitted because they are inapplicable.

3.	Exhibits

Exhibit
Number	Description of Exhibit

4.1	Form of Trust Agreement, including the form of Rural Electric Cooperative Grantor Trust Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1 [No. 33-79328].)
4.2	Loan Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 [No. 33-79328].)
10.2	Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 33-79328].)
12	Computation of ratio of margins to fixed charges.
99.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Forms 8-K dated September 16, 2002, March 15, 2002 and April 23, 2002.
Form 8-K/A dated April 29, 2002.
Semi-annual Reports to Certificateholders dated September 16, 2002 and March 15, 2002.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 31st day of March, 2003.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2

By: NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION as Servicer

By: /s/ Sheldon C. Petersen Sheldon C. Petersen, Governor and Chief Executive Officer

Report of Independent Auditors

To the Trustee of
    Rural Electric Cooperative Grantor Trust
        (SOYLAND) 1993-B2, and

To the Board of Directors of
    National Rural Utilities Cooperative
        Finance Corporation

We have audited the accompanying statement of assets and liabilities of Rural Electric Cooperative Grantor Trust (SOYLAND) 1993-B2 (the “Trust”) as of December 31, 2002 and the related statements of income and expenses and cash flows for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Trust as of December 31, 2001 and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated March 27, 2002 expressed an unqualified opinion on these statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (SOYLAND) 1993-B2 at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

McLean, Virginia
March 20, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the grantor trust’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

Report of Independent Public Accountants

To the Trustee of
    Rural Electric Cooperative Grantor Trust
        (SOYLAND) 1993-B2, and

To the Board of Directors of
    National Rural Utilities Cooperative
        Finance Corporation

We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (SOYLAND) 1993-B2 (the “Trust”) as of December 31, 2001 and 2000, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Vienna, Virginia
March 27, 2002

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
STATEMENTS OF ASSETS AND LIABILITIES
DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
Interest receivable	$911,559	$1,000,960
Notes receivable	32,730,000	35,940,000

Total Assets	$33,641,559	$36,940,960

LIABILITIES
Interest payable-Grantor Trust Certificates	$888,210	$975,322
Conversion and servicer fees payable	23,349	25,638
Rural Electric Cooperative Grantor Trust Certificates	32,730,000	35,940,000

Total Liabilities	$33,641,559	$36,940,960

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
STATEMENTS OF INCOME AND EXPENSES
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

INCOME
Interest on note receivable	$2,990,477	$3,249,362	$3,485,987
EXPENSES
Interest to certificateholders	2,913,879	3,166,132	3,396,697
Conversion and servicer fees	76,598	83,230	89,290

Total Expenses	2,990,477	3,249,362	3,485,987

Net Income	$—	$—	$—

See accompanying notes

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received on note receivable	$3,079,878	$3,330,966	$3,560,627
Interest paid to certificateholders	(3,000,991)	(3,245,645)	(3,469,425)
Fees paid to servicer	(78,887)	(85,321)	(91,202)
Principal received on note receivable	3,210,000	2,930,000	2,680,000
Principal paid to certificate holders	(3,210,000)	(2,930,000)	(2,680,000)

Net cash provided by operating activities	—	—	—

NET CHANGE IN CASH:
CASH, beginning of year	—	—	—

CASH, end of year	$—	$—	$—

ACCRUAL TO CASH BASIS RECONCILIATION:
Accrual basis income	$—	$—	$—
Change in accrual accounts:
Decrease in interest receivable	89,401	81,604	74,640
Decrease in interest payable	(87,112)	(79,513)	(72,728)
Decrease in servicer fees payable	(2,289)	(2,091)	(1,912)

Total change in accrual accounts	—	—	—

Net cash provided by operating activities	$—	$—	$—

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND 2001

1.	ORGANIZATION AND OPERATIONS

Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 (the “Trust”) was formed under a Trust Agreement dated October 1, 1993 among National Rural Utilities Cooperative Finance Corporation (“CFC”), Soyland Power Cooperative, Inc. (the “Cooperative”) and Bank One, formerly The First National Bank of Chicago (the “Trustee”). On that date, CFC made a loan to the Cooperative which issued a note (the “Note”), evidencing the borrowing, to the Trust. The Trust issued to CFC, Rural Electric Cooperative Grantor Trust (Soyland) 8.35% Certificates, due 2009 (the “Certificates”) in the amount of $44,000,000. The Certificates are solely the obligations of the Trust and are not insured or guaranteed by CFC, the Cooperative, the Trustee, the Rural Utilities Service (“RUS”) of the United States Department of Agriculture (“USDA”) nor any other governmental agency. Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as servicer of the Note. CFC filed, on behalf of the Trust, a Registration Statement on Form S-1 (Registration No. 33-79328) which became effective on May 24, 1994, and resold the Certificates thereunder. The offering of the Certificates occurred on October 6, 1994.

The assets of the Trust consist primarily of the Note, bearing interest at 8.43% and maturing 2009, which is guaranteed (the “Guarantee”) as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The amounts of principal and interest payments on the Note held by the Trust are sufficient to cover the scheduled principal and interest payments on the Certificates issued by the Trust and the scheduled servicer fees. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America. The Cooperative has defaulted under its agreement. RUS makes the principal and interest payments on the Note under its Guarantee.

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

The fiscal year of the Trust is the calendar year. Within the prescribed period of time for tax reporting purposes, after the end of each calendar year during the term of the Trust Agreement, the Trustee is obligated to prepare and mail to each certificate holder of record for the Trust, at any time during such year, a report setting forth the information as is reasonably necessary for the preparation of such certificate holder’s Federal income tax return.

Principal payments on the Certificates began in 1999 and are scheduled to be repaid over a period of eleven years. The principal payments over the next five years and thereafter are as follows:

2003	$3,510,000
2004	3,840,000
2005	4,205,000
2006	4,600,000
2007	5,035,000
Thereafter	11,540,000

Total	$32,730,000

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

It is expected that the Trust will not have any liability for Federal or state income taxes for the current or future years.

3.	NOTE RECEIVABLE, INTEREST, CONVERSION AND SERVICER FEE ACCOUNTING

The Trust accounts for its note receivable at cost. No allowance for loan losses has been recorded due to the guarantee provided by the United States of America.

The Trust records interest income as it is earned and accrues interest expense, conversion fees and servicer fees as they are incurred. Servicer fees represent .08% of the outstanding principal balance of the Note and conversion fees represent .1395% of the outstanding balance of the Note.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust. With regards to the fair values below, actual amounts could differ from these estimates.

The following disclosure of the estimated fair value of financial instruments is made in accordance with Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments.” Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2002 and 2001, along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2002 and 2001.

The carrying amounts reported for interest receivable, interest payable, and conversion and servicer fees payable approximate fair values due to the short-term maturity of these instruments.

Note Receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Rural Electric Cooperative Grantor Trust Certificates

The fair value of the Certificates is estimated using quoted treasury yields, plus an appropriate credit spread for similar notes carrying the same credit ratings over the same remaining maturities.

The carrying and estimated fair values of the Trust’s financial instruments as of December 31, 2002 and 2001 are as follows:

	2002		2001
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:
Interest receivable	$911,559	$911,559	$1,000,960	$1,000,960
Note receivable	32,730,000	37,070,302	35,940,000	40,962,918
Liabilities:
Interest payable — Grantor	888,210	888,210	975,322	975,322
Trust Certificates
Conversion and servicer fees payable	23,349	23,349	25,638	25,638
Rural Electric Cooperative Grantor Trust Certificates	32,730,000	37,086,436	35,940,000	41,005,206

National Rural Utilities Cooperative Finance Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

I, Sheldon C. Petersen, certify that:

1.	I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing of reports filed in respect of periods included in the year covered by this annual report of the Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4.	I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and

5.	I have disclosed to the registrant’s certified public accountants all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.

Date: March 27, 2003	/s/ SHELDON C. PETERSEN Sheldon C. Petersen Chief Executive Officer

National Rural Utilities Cooperative Finance Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

I, Steven L. Lilly, certify that:

1.	I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing of reports filed in respect of periods included in the year covered by this annual report of the Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4.	I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and

5.	I have disclosed to the registrant’s certified public accountants all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.

Date: March 27, 2003	/s/ STEVEN L. LILLY Steven L. Lilly Chief Financial Officer

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2

Exhibit Index

Exhibit
Number	Description of Exhibit

12	Computation of ratio of margins to fixed charges.
99.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.