Form 10-K
period 2003-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST SOYLAND 1993 B2
filed 2004-03-29
CIK 924210

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes X No __

The Registrant is not an accelerated filer.

The Registrant has no common or voting stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 3.	Legal Proceedings

None.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

	a)	There is no established trading market for the certificates representing ownership of the beneficial interest in the Rural Electric Cooperative Grantor Trust (Soyland) 1993-B2 ("Trust").

	b)	As of December 31, 2003 there were three record holders of certificates representing ownership of the beneficial interest in the Trust.

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 22, 2002, National Rural Utilities Cooperative Finance Corporation ("CFC") as servicer for the Trust rescinded an earlier decision to retain Arthur Andersen LLP as independent public accountants for the audit of its fiscal year ending December 31, 2002. On April 16, 2002, CFC engaged Ernst & Young LLP as its independent public auditors for the year ended December 31, 2002. CFC's Board of Directors approved the dismissal of Arthur Andersen LLP.

Arthur Andersen LLP's report on CFC's financial statements for fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Trust's financial statements for such year. During such period there also were no "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC), and the Trust did not (nor did anyone on its behalf) consult with Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Trust's financial statements, or any other matters or events set forth in item 304(a)(2)(i) or (ii) of Regulation S-K.

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
Report of Independent Public AccountantsAuditors
Report of Independent Public Accountants
Statements of Assets and Liabilities as of December 31, 2003 and 2002
Statements of Income and Expenses for the Years Ended December 31, 2003, 2002 and 2001
Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Financial Statements

2.	Financial Statement Schedules are omitted because they are inapplicable.

3.	Exhibits

Exhibit
Number	Description of Exhibit

4.1	Form of Trust Agreement, including the form of Rural Electric Cooperative Grantor Trust Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1 [No. 33-79328].)

4.2	Loan Agreement (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 [No. 33-79328].)

10.2	Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 33-79328].)

12	Computation of ratio of margins to fixed charges.

31.1	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Forms 8-K dated March 19, 2003 and September 17, 2003.
Semi-annual Reports to Certificateholders dated March 19, 2003 and September 17, 2003.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 29th day of March, 2004.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2

By:	NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION as Servicer

	By:	/s/ Sheldon C. Petersen
Sheldon C. Petersen, Governor and
Chief Executive Officer

Report of Independent Public AccountantsAuditors

To the Trustee of
Rural Electric Cooperative Grantor Trust
(SOYLAND) 1993-B2, and

To the Board of Directors of
National Rural Utilities Cooperative
Finance Corporation

We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (SOYLAND) 1993-B2 (the "Trust") as of December 31, 2003 and 2002 and the related statements of income and expenses and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income and expenses, changes in deficit and cash flows for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 27, 2002 expressed an unqualified opinion on these statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (SOYLAND) 1993-B2 at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

McLean, Virginia
March 19, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the grantor trust's filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

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

Arthur Andersen LLP

Vienna, Virginia
March 27, 2002

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
STATEMENTS OF ASSETS AND LIABILITIES
DECEMBER 31, 2003 AND 2002

ASSETS	2003	2002

Interest receivable	$813,803	$911,559

Notes receivable	29,220,000	32,730,000

Total Assets	$30,033,803	$33,641,559

LIABILITIES

Interest payable-Grantor Trust Certificates	$792,958	$888,210

Conversion and servicer fees payable	20,845	23,349

Rural Electric Cooperative Grantor Trust Certificates	29,220,000	32,730,000

Total Liabilities	$30,033,803	$33,641,559

See accompanying notes.

7

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
STATEMENTS OF INCOME AND EXPENSES
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

INCOME

Interest on note receivable	$2,707,041	$2,990,477	$3,249,362

EXPENSES

Interest to certificateholders	2,637,703	2,913,879	3,166,132

Conversion and servicer fees	69,338	76,598	83,230

Total Expenses	2,707,041	2,990,477	3,249,362

Net Income	$-	$-	$-

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003		2002		2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Interest received on note receivable	$2,804,797		$3,079,878		$3,330,966
Principal Interest paid to certificateholders	(2,732,955)		(3,000,991)		(3,245,645)
Principal received on note receivable	3,510,000		3,210,000		2,930,000
Principal paid to certificateholders	(3,510,000)		(3,210,000)		(2,930,000)
Fees paid to servicer	(71,842)		(78,887)		(85,321)

Net cash provided by operating activities	-		-		-

NET CHANGE IN CASH:

CASH, beginning of year	-		-		-

CASH, end of year	$-		$-		$-

ACCRUAL TO CASH BASIS RECONCILIATION:

Accrual basis income	$-	$		$
Change in accrual accounts:
Decrease in interest receivable	97,756		89,401		81,604
Decrease in interest payable	(95,252)		(87,112)		(79,513)
Decrease in servicer fees payable	(2,504)		(2,289)		(2,091)

Total change in accrual accounts	-		-		-

Net cash provided by operating activities	$-	$		$

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003 AND 2002

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

Debt service and servicer fee payments on the Note are made to the Trustee semi-annually (March 4 and September 4) by RUS, as guarantor. The Trustee deposits all such receipts in the Trust account. The Trustee is authorized by the Trust Agreement to invest all funds in the Trust account at the direction of CFC in certain eligible investments that mature no later than the business day preceding the day (March 15 and September 15) such amounts are to be distributed to the certificate holders and the servicer. The interest earned on the investments is distributed to the Cooperative. Any funds that are not so invested must be held by the Trustee in the Trust account. The Trustee may not reinvest any returns of principal or investment earnings on eligible investments and the Trustee may not sell any eligible investment prior to its maturity except, at the direction of CFC, to preserve the value of the corpus of the Trust.

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

Principal payments on the Certificates began in 1999 and were scheduled to be repaid over a period of eleven years. The principal payments over the next five years and thereafter are as follows:

2004	$3,840,000
2005	4,205,000
2006	4,600,000
2007	5,035,000
2008	5,510,000
Thereafter	6,030,000

Total	$29,220,000

The Certificates were not subject to redemption prior to September 15, 2003. Hereafter, such Certificates are subject to optional redemption, in whole and without premium, upon redemption or purchase of the related Note. The Trust Agreement will terminate after payment in full has been made on the Certificates issued thereunder.

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2003 and 2002, along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2003 and 2002.

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

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:
Interest receivable	$813,803	$813,803	$911,559	$911,559
Note receivable	29,220,000	34,612,605	32,730,000	37,070,302

Liabilities:
Interest payable - Grantor
Trust Certificates	792,958	792,958	888,210	888,210
Conversion and servicer
fees payable	20,845	20,845	23,349	23,349
Rural Electric Cooperative
Grantor Trust Certificates	29,220,000	34,611,358	32,730,000	37,086,436

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (SOYLAND) 1993-B2

Exhibit Index

Exhibit
Number	Description of Exhibit

12	Computation of ratio of income to fixed charges.

31.1	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

